Form 10-K405
WESTERN COMPANY OF NORTH AMERICA
filed 1995-03-30
CIK 106015

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _________________

                         Commission file number 1-7451

                      THE WESTERN COMPANY OF NORTH AMERICA
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     75-0763484
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                              515 POST OAK BLVD.,
                              HOUSTON, TEXAS 77027
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (713) 629-2600

          Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
 Common Stock, par value $.10                    New York Stock Exchange

7-1/4% Convertible Subordinated
     Debentures Due 2015                         New York Stock Exchange

 12-7/8% Senior Notes Due 2002                   New York Stock Exchange

     Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

AGGREGATE MARKET VALUE OF VOTING STOCK:

     At February 15, 1995, the aggregate market value of voting stock held by nonaffiliates of the registrant amounted to $320,289,000.

                        NUMBER OF SHARES OF REGISTRANT'S
                 COMMON STOCK OUTSTANDING AT FEBRUARY 15, 1995:

                               18,285,413 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. The Western Company of North America's 1994 Audited Consolidated Financial Statements which appear in Exhibit Number 21.4 of Current Report on Form 8-K dated February 10, 1995 are incorporated by reference in Part II, Item 8 and
   Part III, Item 14 of this Form 10-K.

2. Portions of The Western Company of North America's Proxy Statement to be filed in connection with the 1995 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     The Western Company of North America was founded in 1939 and incorporated in 1950 under the laws of the State of Delaware. Principal executive offices are located at 515 Post Oak Blvd., Houston, Texas 77027, telephone number (713) 629-2600. Unless the context indicates otherwise, the terms "Company" and "Western" refer to the total business conducted by The Western Company of North America and its subsidiaries.

     Demand for pressure pumping services, offshore drilling and production chemicals provided by the Company is significantly affected by the level of oil and gas well drilling activity. This activity, in turn, is influenced by current and expected oil and natural gas prices.

     Most indicators of well drilling activity, including oil and natural gas prices, were lower in 1994 than in 1993 as shown in the following table.

                                                              1994         1993
                                                             ------       ------
Average domestic rig count .........................           775           754
Average natural gas price ($/MMBtu) ................        $ 1.72        $ 1.97
Average oil price ($/barrel) .......................        $17.27        $18.39
Domestic natural gas well completions ..............         7,868         8,761
Domestic oil well completions ......................         6,080         8,035

     Negative year-over-year changes in these indicators adversely affected 1994 operating performance of the Company's pressure pumping business.

     Domestic natural gas well completions declined 10% in 1994 in response to weak natural gas prices throughout most of the year. Domestic oil well completions fell 24% in 1994.

     In international markets, where activity is affected by the level and trend of oil prices, results were below expectations. Oil price improvement in the second half of the year did not occur soon enough to offset the effects of low oil prices earlier in the year. An unstable political environment in certain of the Company's international locations also contributed to unfavorable operating results.

     The Company believes that the current weakness in natural gas prices may continue to have a negative effect on domestic performance in 1995.

ACQUISITIONS AND DISPOSITIONS

     In February 1995, the company sold its last remaining semi-submersible drilling rig, the Western Pacesetter IV, for $37.2 million. In December 1994, the semi-submersible drilling rig, Alaskan Star, was sold for $11.8 million, of which $6.3 million is a bankers' acceptance drawn on a U.S. bank due within one year, and in 1993 eleven jack-up rigs were sold for $169.3 million. The offshore drilling business has been accounted for as a discontinued operation.

    The Company completed the acquisition in February 1994, of substantially all of the assets of the production and process chemical business of Unichem International, Inc. ("Unichem") for $19.8 million in cash and in June 1994, of substantially all of the oilfield chemicals business and assets of Betz Energy Chemicals, Inc. ("Betz") for $4.8 million in cash. The businesses acquired from Unichem and Betz are substantially the same and are affected primarily by oil, rather than natural gas, prices. In July 1994, the Company completed the acquisition of the coiled tubing business of Coiltech, Inc. ("Coiltech") for $3.1 million in cash. All three acquisitions were accounted for using the purchase method of accounting.

MERGER AGREEMENT

     In November 1994, the Company and BJ Services Company ("BJ Services") entered into a definitive merger agreement. Subject to certain conditions and to appraisal rights under Delaware law, this agreement provides that stockholders of the Company will receive $20 in cash or in shares of BJ Services common stock for each outstanding share of Company Common Stock they own. Additionally, for each share of Common Stock they hold, each stockholder will receive .2 of a five-year warrant to purchase one share of BJ common stock for $30 per share. Pursuant to the merger agreement, stockholders may elect to receive any proportion of cash and BJ Services common stock, provided that the total number of shares of Common Stock for which such elections are made will be adjusted so that the total shares for which each type of election is made will be approximately equal. On March 7, 1995, BJ Services and the Company were notified by the Department of Justice that it would not challenge the merger subject to divestiture of certain BJ Services' assets in Brighton, Colorado. On April 13, 1995, BJ Services and the Company will hold shareholder meetings to seek approval of the merger.

INDUSTRY SEGMENTS -- FINANCIAL INFORMATION

     Information relating to industry segments is contained in Note 11 of Notes to Consolidated Financial Statements in the Company's 1994 Audited Consolidated Financial Statements; such information is incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS

     Western provides well stimulation, cementing, sand control and coiled tubing services, referred to collectively as pressure pumping services, to oil and gas companies operating in the continental United States, the Gulf of Mexico and certain foreign countries and previously engaged in offshore contract drilling in international areas. Western also provides production and industrial chemicals to the oil, gas, refining and petrochemical industries in the United States.

     The Company provides its pressure pumping services in most of the active hydrocarbon producing basins in the continental United States and in the Gulf of Mexico. The Company believes it is the third largest provider of pressure pumping services in the United States.

    Since 1989, the Company has sold pressure pumping products and equipment outside the United States. During 1992, the Company began performing pressure pumping services in Nigeria and Indonesia. During late 1993, the Company began performing pressure pumping services in the North Sea, in the former Soviet Union and in Hungary. The North Sea market was being served by the Company's well stimulation vessel, the Western Renaissance. In July 1994, the Company relocated the Western Renaissance from the North Sea to the U.S. Gulf of Mexico due to the relative low level of stimulation activity that occurred during 1994 in the North Sea.

PRESSURE PUMPING SERVICES

     Western's pressure pumping services consist of well stimulation, cementing, sand control and limited coiled tubing services used in the completion of new oil and gas wells and in remedial work on existing wells. Stimulation services include hydraulic fracturing and acidizing programs which are designed to improve the flow of oil and gas from new and existing wells. Cementing services are used primarily to cement casing pipe inside an oil or gas well to allow selective production among formations and to prevent migration of fluids between formations. Sand control services are used primarily for areas exhibiting formation sand problems. Coiled tubing services involve the injection of coiled tubing into wells to perform various applications and functions for use in well servicing operations. Western provides its pressure pumping services in most of the active hydrocarbon producing basins in the continental United States and in the Gulf of Mexico. Demand for Western's pressure pumping services is closely tied to drilling and completion activity which, in turn, is related to current and projected prices for oil and natural gas.

     Stimulation services include both hydraulic fracturing and acidizing. The hydraulic fracturing process is used to increase the production of oil and gas from formations having such low permeability that the natural flow of fluid or gas is restricted. Due to reservoir characteristics, fracturing services are more likely to be required for deeper, onshore wells than offshore wells in the United States. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to fracture the formation. Acidizing involves pumping large volumes of specially-formulated acids into a reservoir to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and gas. It is also used to clean out materials which build up over time in producing formations and, in some instances, to remedy damage that may be caused by solids in drilling fluids.

     Sand control services are required for new wells and the workover of existing wells in areas exhibiting formation sand problems. Virtually all sand control activity in the United States occurs in the soft, unconsolidated sandstone formations found offshore in the Gulf of Mexico and along the Gulf Coast and utilizes "gravel pack" methods. The goal of a gravel-packed completion is to allow the well to produce sand-free while maintaining a high production rate. In order to accomplish this, special gravel pack tools are used to place sized gravel inside the casing perforations and around a slotted or screen liner in the wellbore. The gravel pack holds back the formation sand during production.

     In July 1994, Western acquired the coiled tubing business of Coiltech, Inc. of Longview, Texas for $3.1 million in cash. Since completing such acquisition, Western has offered limited coiled tubing services to its customers, in addition to its other pressure pumping services.

    In addition to Western's pressure pumping equipment and well stimulation vessel, it also owns a manufacturing complex and distribution center in Fort Worth, Texas. Western leases the space it occupies as its principal executive offices in Houston, Texas and its research and engineering center located in The Woodlands, Texas, north of Houston.

     OPERATIONS. Pressure pumping services are provided to land-based and offshore customers on a 24-hour, on-call basis through regional and district facilities located in Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Texas, Utah and Wyoming, with limited services in neighboring states and certain international markets.

     EQUIPMENT. The pressure pumping business utilizes complex, truck-mounted and trailer-mounted equipment designed and constructed for the particular pressure pumping service furnished. The amount of equipment needed for a job depends upon the type of service to be provided, the volume of material required, and the pressures and rates at which the material is to be pumped. After the equipment is moved to a well location, it is configured with appropriate connections to perform the specific services required. Equipment mobility permits the Company to provide pressure pumping services on a limited basis to new areas of operations geographically contiguous to existing operating areas. It also permits jobs to be performed which require more equipment than may be available at a single Western facility. Additionally, the Company placed into service in late 1993 its well stimulation vessel.

SPECIALTY CHEMICALS

     Specialty chemicals and technical services are provided through a division of Western to the oil, gas, refining and petrochemical industries. This product line includes corrosion and scale inhibitors as well as process chemicals and paraffin control for the treatment of oil wells and for refining, gas processing plant and petrochemical facility maintenance and flow improvement.

CONTRACT DRILLING SERVICES

     Over the past year and a half, Western has disposed of its fleet of offshore drilling rigs and withdrawn from the offshore contract drilling business. On December 16, 1994, Western completed the sale of its semi-submersible offshore drilling rig, ALASKAN STAR, for $11.8 million. The gain on this sale was minimal. Additionally, on February 10, 1995, Western completed the sale of its last remaining offshore drilling rig, the semi-submersible WESTERN PACESETTER IV, for $37.2 million. A pre-tax loss of $6.7 million was recorded from this sale.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Principal materials purchased by the pressure pumping business include cement, proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers and the Company uses more than one supplier for each item. However, Western obtains certain items from sole source providers, including certain proprietary materials. Although it is unlikely that the Company will experience shortages in the supply of any such proprietary materials, such shortages could adversely affect pressure pumping revenues. Except for sand, in recent years, the Company has not experienced difficulty in obtaining necessary supplies of materials and it does not anticipate shortages in the foreseeable future. During the fourth quarter of 1992, the Company and other industry participants experienced difficulty in obtaining sufficient supplies of fracturing sand as a result of an unexpected increase in demand for pressure pumping services. Such a sand shortage is not expected in the foreseeable future.

     Principal materials purchased by the specialty chemical business are available from several suppliers and the Company uses more than one supplier for each item.

SEASONAL BUSINESS

     Demand for the Company's pressure pumping services is tied closely to the seasonality of drilling and completion activity. The pressure pumping business historically experiences its lowest level of activity during the first quarter due in part to weather conditions which reduce drilling and completion activity.

     The specialty chemical segment generally does not experience a significant seasonal pattern in its business.

INVENTORIES

     The pressure pumping business and specialty chemical business maintain inventories of products used in conjunction with its services. Sufficient material inventories are maintained to allow the Company to provide on-call services to its customers to whom the materials are resold in the course of providing services. Both the pressure pumping and specialty chemical businesses maintain inventories of repair parts and maintenance items which are necessary to ensure continued operations without significant equipment downtime caused by shortages of such parts.

CUSTOMERS

     The principal customers for the pressure pumping business consist of major and independent oil and gas producing companies. During 1994, the Company's pressure pumping business provided services to approximately 1,400 customers. The principal customers for the specialty chemical business consist primarily of major and independent oil and gas producing companies. During 1994, the Company's specialty chemical business provided sales and services to approximately 400 customers. The principal customers of the offshore drilling business included major and independent oil and gas producing companies, both domestic and foreign, including companies owned in whole or in part by foreign governments. No single customer accounted for 10% or more of the Company's consolidated revenues during the years ended December 31, 1994, 1993 and 1992. The loss of certain of the Company's largest pressure pumping customers could have a material impact on revenues and operating results.

BACKLOG

     The pressure pumping and specialty chemical businesses ordinarily do not have a significant backlog since their services are provided on an on-call basis.

GOVERNMENT CONTRACTS

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

COMPETITION

     The Company competes throughout its pressure pumping service areas with three principal competitors, two of which have larger shares of the domestic pressure pumping market and are divisions of larger, integrated companies with substantially greater financial and operating resources than the Company. Western has only recently sought to enter specific geographic markets for pressure pumping services outside the United States in which these three competitors have participated for many years. The Company's well stimulation vessel, which was placed in service in late 1993, was moved from the North Sea to the Gulf of Mexico in July 1994 due to low utilization in the North Sea. Historic and future actual utilization of the vessel will provide a basis for determining whether future undiscounted net cash flows will be adequate to cover its cost.

     The major competitive factors in the pressure pumping business are price, payment terms, service reputation, and product and application technology. Since 1982, domestic exploration and development drilling activity has declined, and, as a result, demand for pressure pumping service has declined, creating intense price competition and curtailing reinvestment in this business segment. The industry continues to have equipment overcapacity which must diminish through increased demand and redeployment of equipment overseas, abetted by retirement of older equipment, before prices for pressure pumping services improve significantly. There can be no assurance that intense price competition will not continue in the future.

RESEARCH AND DEVELOPMENT AND PATENTS

     Product and application technology is an important competitive factor in the Company's pressure pumping and specialty chemical businesses. Western believes that the products it offers are comparable to those of its major competitors. During the years ended December 31, 1994, 1993 and 1992, the Company incurred research and development costs of $8.4 million, $6.5 million and $5.5 million, respectively. The Company owns a number of patents and has additional patents pending relating to its pressure pumping business. While management considers patent protection to be important, it does not believe any one patent is essential to the overall successful operation of this business. See Item 3 of this Annual Report on Form 10-K.

ENVIRONMENTAL MATTERS

     The pressure pumping and specialty chemical businesses are subject to laws dealing with protection of the environment enacted or promulgated by the federal government and various of its agencies, and by state, local and foreign governments. In particular, the chemical composition of the products utilized in well cementing and stimulation services have made it necessary for the Company to implement systematic procedures for the handling and disposal of such materials and their by-products. In order to comply with existing environmental laws and regulations relating to its pressure pumping business, certain capital and other expenditures will be required. These expenditures relate primarily to site clean-up, removal of underground storage tanks, construction of waste management systems and fuel system improvements. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when remedial efforts are probably and the costs can be reasonable estimated. Generally, the timing of these accruals coincides with the completion of an environmental evaluation or the Company's commitment to a formal plan of action. At December 31, 1994 and 1993, liabilities for environmental costs were $2.6 million and $2.4 million, respectively.

EMPLOYEES

     At December 31, 1994, the Company had approximately 2,300 employees, of whom approximately 1,900 were engaged in the pressure pumping business, approximately 200 were engaged in the specialty chemical business and approximately 100 were engaged in the offshore drilling business which has been accounted for as a discontinued operation in November 1994.

FOREIGN OPERATIONS

     Information with respect to the Company's foreign operations is contained in Note 11 of Notes to Consolidated Financial Statements in the Company's 1994 Audited Consolidated Financial Statements; such information is incorporated herein by reference.

OPERATING RISKS

     The pressure pumping business is subject to hazards inherent in the drilling industry, such as blow-outs and fires, which can severely damage or destroy the Company's equipment and surrounding areas. Actions for well damage and for loss of oil and gas production alleging negligence and breach of contract are incidental to many oilfield service businesses, including those of the Company. The Company maintains such insurance protection against these hazards as it deems prudent. It also obtains indemnity agreements whenever possible from its customers requiring it to be held harmless in the event of loss of production and other well damage and for material liability for pollution. There is no assurance such insurance or contractual indemnity protection would be sufficient or effective under all circumstances or that the Company will be able to maintain adequate insurance coverage in the future at rates it deems reasonable.

     Additional risks associated with operations in foreign areas include expropriation, nationalization, foreign exchange restrictions, changing political conditions and foreign monetary policies. To date, the Company has not experienced any material losses associated with these foreign risk factors.

ITEM 2.  PROPERTIES.

     In addition to Western's pressure pumping equipment, specialty chemical equipment and well stimulation vessel (see Item 1, herein), it also owns a manufacturing complex and distribution center in Fort Worth, Texas. The Company leases the space it occupies as its principal executive offices in Houston, Texas and its research and engineering center located in The Woodlands, Texas, north of Houston.

     The Company owns numerous operating facilities used by the pressure pumping and specialty chemical businesses, which generally consist of land, office and maintenance space and bulk material storage facilities. The Company also leases facilities for various operating offices; such leases are not material. Several of the Company's operating facilities have been closed or consolidated in response to depressed business conditions, and the Company is actively attempting to sell certain of those closed operating facilities. Remaining operating facilities are considered adequate for conducting the Company's business in its operating areas.

ITEM 3.  LEGAL PROCEEDINGS.

     Actions for well damage and loss of oil and gas production alleging negligence, breach of contract and fraud, under common law as well as state and federal statutes, are incidental to the pressure pumping business. Actions for personal injury are also incidental to that business and the offshore drilling business where federal statutes permit employees who work on rigs to sue their employers instead of pursuing workmen's compensation remedies. Increasingly, plaintiffs in both property damage and personal injury litigation allege damages for which insurance coverage generally does not exist or is prohibited, such as punitive damages, treble damages or damages for breach of contract. Numerous such incidental lawsuit are pending against the Company which include claims covered by insurance and which are being defended by the Company's insurance carriers. To the extent a plaintiff is ultimately successful on an uninsured portion of a claim, the Company would be responsible for satisfying such judgment. To date, the Company has not, by judgment or through settlement, incurred a material uninsured liability arising out of personal injury or property damage litigation.

     From time to time it has been alleged by competitors of the Company that the use by the company of certain products or methods to perform particular pressure pumping services constitutes infringement of patents they hold. Such claims could result in payment by the Company of damages or royalties and the Company could be enjoined from performing services in which such products or services are used. To date, the Company has not experienced a material reduction in revenues or incurred a material loss as a result of such allegations.

     Shortly after the public announcement by BJ Services in September 1994 of a proposal to acquire the Company ("BJS Proposal"), four actions were commenced against the Company and its directors in the Delaware Court of Chancery styled CROYDEN ASSOCIATES VS. SHELDON R. ERIKSON, ET AL. AND THE WESTERN COMPANY OF NORTH AMERICA, C. A. No. 13740, filed September 13, 1994, REGGIE P. JUDICE VS. SHELDON R. ERIKSON, ET AL. AND THE WESTERN COMPANY OF NORTH AMERICA, C. A. No. 17342, filed September 14, 1994, WILLIAM T. HENDERSON VS. SHELDON R. ERIKSON, ET AL. AND THE WESTERN COMPANY OF NORTH AMERICA, C. A. NO. 13743, filed September 14, 1994, and RUSS SEGER VS. SHELDON R. ERIKSON, ET AL. AND THE WESTERN COMPANY OF NORTH AMERICA, C. A. No. 13769, filed September 27, 1994. The allegations in these lawsuits, all of which were filed as class action complaints, are substantially the same and relate to the rejection of the BJS Proposal by the Company's Board of Directors. The purported class of plaintiffs on whose behalf the class action complaints were filed is all stockholders of the Company. It is claimed in these lawsuits, INTER ALIA, that by failing to accept the BJS Proposal the Company and its directors breached their fiduciary duties to the stockholders of the Company. The plaintiffs seek equitable relief to compel the Company and its directors to perform their fiduciary duties, as such are construed by the plaintiffs, and unspecified damages. The Company believes the allegations in these lawsuits are untrue and that the claims they assert are totally without merit. A motion to consolidate the four actions is pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Name               Age        Office and Business Experience
       ----               ---        ------------------------------
SHELDON R. ERIKSON......  53    Chairman of the Board, President and Chief
                                 Executive Officer and President of Western
                                 Petroleum Services Group. Chairman of the Board of Directors since May 1988. President and Chief Executive Officer since May 1987. President of Joy Petroleum Equipment Company, an oilfield equipment manufacturing company, from November 1986, at which time it was a subsidiary of Joy Manufacturing Company, to May 1987. President or Executive Vice President of various subsidiaries and divisions of NL Industries, Inc. which were engaged in performing oilfield services and manufacturing equipment used in the oil and gas industry, until November 1986.

GRAHAM L. ADELMAN.......  45    Senior Vice President, General Counsel,
                                 Secretary and Director. Senior Vice President since May 1990. Director since May 1989. Secretary since May 1986. General Counsel since 1980. Assistant Secretary until May 1986.

THOMAS R. HIX...........  47    Senior Vice President, Chief Financial Officer
                                 and Treasurer since October 1993. Employed by Oceaneering International, Inc. from November 1986 until October 1993, his last position being Executive Vice President, Chief Financial Officer and Treasurer.

STEVEN P. BEATTY........  47    Vice President and Controller. Vice President
                                 since May 1990. Controller since December 1985.

JANE L. CROWDER.........  44    Vice President, Human Resources since February
                                 1994, Director of Human Resources from January 1993 to February 1994. Manager of Corporate Human Resources during 1992. Manager of Compensation and Benefits from 1989 to 1992. Prior to 1989, Benefits Manager for Western Atlas International, Inc. and held various positions with Dresser Industries, Inc., including Personnel Manager and Manager of Compensation for their Atlas Oilfield Services Group.

EDWARD E. WILL..........  42    Vice President of The Western Company of North
                                 America since May 1990. President, Western
                                 Petroleum Services International Company subsidiary since November 1988. Managing Director of Western Petroleum Services International Company and Vice President, International Operations of Western Petroleum Services Group from November 1987 to November 1988. Vice President, Marketing and International Operations, of the NL Acme Tool Division of NL Industries, Inc., which was engaged in oilfield equipment rental, coring and downhole fishing services, throughout 1986 to November 1987.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol WSN. At February 15, 1995, there were approximately 5,000 stockholders of record and 18,285,413 shares of Common Stock outstanding.

     The following table shows the NYSE composite trading price range of the Company's Common Stock as reported for 1994 and 1993.
                                                        High               Low
                                                      -------            -------
1994
  First Quarter ...............................       $ 15.38            $  9.75
  Second Quarter ..............................         12.88               9.75
  Third Quarter ...............................         18.38              10.63
  Fourth Quarter ..............................         18.75              15.63

1993
  First Quarter ...............................       $ 13.00            $  5.25
  Second Quarter ..............................         16.88              10.25
  Third Quarter ...............................         18.88              14.50
  Fourth Quarter ..............................         19.25              11.63

     For the period ended March 7, 1995, high and low prices of Common Stock were $18.88 and $16.50, respectively.

     No cash dividends were paid or declared on the Company's Common Stock during 1994 and 1993. The Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

             THE WESTERN COMPANY OF NORTH AMERICA AND SUBSIDIARIES
                 CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       -----------  -----------  -----------  -----------  -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues...........................  $   342,501  $   294,073  $   225,353  $   224,378  $   246,747
  Cost of sales and services.........      319,468      264,408      214,690      223,059      225,273
  General and administrative.........        9,956        9,674        8,805        8,879       11,429
  Operating income (loss)............       13,077       19,991        1,858       (7,560)      10,045
  Interest expense, net..............       (8,796)      (8,852)      (9,348)      (9,049)      (8,010)
  Merger related expenses, writedowns
    and other........................      (21,118)<F1>  (7,132)<F2>      --           --       (3,594)
  Provision for income taxes.........          495          627          353           --           --
  Income (loss) from continuing
    operations before extraordinary
    gains (losses)...................      (17,332)       3,380       (7,843)     (16,609)      (1,559)
  Discontinued operations, net of
    income taxes<F3>.................       (4,197)      35,321        9,510       11,188        4,101
  Extraordinary gains (losses), net
    of income taxes..................           --      (25,713)<F4>  (1,223)          --        1,635
  Net income (loss)..................      (21,529)      12,988          444       (5,421)       4,177
  Income (loss) from continuing
    operations before extraordinary
    gains (losses) per share.........        (0.95)        0.18        (0.44)       (1.07)       (0.12)
  Net income (loss) per share........        (1.18)        0.70         0.02        (0.35)        0.32
OTHER DATA:
  Depreciation and amortization......  $    18,814  $    14,589  $    14,887  $    14,478  $    11,850
  Capital expenditures...............       28,002       63,712       38,773       46,285       32,336
  Operating income before
    depreciation and
    amortization<F5>.................       31,891       34,580       16,745        6,918       21,895
FINANCIAL POSITION DATA
 (AT END OF PERIOD):
  Property, net......................  $   186,095  $   228,816  $   311,235  $   297,293  $   271,076
  Total assets.......................      353,701      488,385      431,970      421,891      396,693
  Long-term debt.....................       90,909       90,910      186,261      160,454      175,716
  Stockholders' equity...............      179,149      200,447      175,405      174,136      131,249
  Book value per share...............         9.80
---------

<F1>Merger-related expenses of $21.1 million represent costs associated with the expected merger with BJ Services and include investment banker, legal and accounting fees, certain severance costs and other miscellaneous expenses. In addition to the expenses recorded in 1994, additional legal fees and certain other expenses related to the Merger are expected to be incurred and recorded in 1995.

<F2>The writedown of pressure pumping assets and other in 1993 totaled $7.1 million and included a $3.5 million writedown of older pressure pumping equipment and idle facilities to net realizable value in anticipation of disposal as well as various other non-operating costs.

<F3>Western formalized a plan in November 1994 to dispose of the remaining assets of its offshore drilling segment. These assets consisted primarily of two semi-submersible offshore drilling rigs and related equipment and inventory. As a result, the offshore drilling segment has been reclassified in the consolidated statements of operations as discontinued operations. The results of discontinued operations were as followed:

                                    1994      1993     1992     1991     1990
                                   -------  --------  -------  -------  -------
                                                   (IN THOUSANDS)

Revenues.........................  $22,609  $ 64,676  $89,613  $89,840  $77,040
                                   =======  ========  =======  =======  =======
Income from discontinued
 operations:
  Operating income...............  $ 2,429  $  4,161  $13,919  $17,138  $ 9,563
  Other income (loss):
    Gains on sales of offshore
     drilling rigs...............       --    59,161       --       --       --
    Writedowns of offshore
     drilling rigs...............       --   (18,328)      --       --       --
    Interest expense.............       --        --   (1,333)  (3,360)  (3,784)
                                   -------  --------  -------  -------  -------
  Income from discontinued
   operations before income
   taxes.........................    2,429    44,994   12,586   13,778    5,779
  Provision for income taxes.....      152     9,673    3,076    2,590    1,678
                                   -------  --------  -------  -------  -------
                                     2,277    35,321    9,510   11,188    4,101
                                   -------  --------  -------  -------  -------
Loss on disposal, net of
 income tax benefit in 1994,
 of $(152).......................   (6,474)       --       --       --       --
                                   -------  --------  -------  -------  -------
                                   $(4,197) $ 35,321  $ 9,510  $11,188  $ 4,101
                                   =======  ========  =======  =======  =======

<F4>During March 1994, Western purchased through a tender offer $97.8 million face amount of 12 7/8% Senior Notes. The aggregate purchase price of these 12 7/8% Senior Notes was $117.3 million, resulting in an extraordinary loss of $25.7 million ($1.38 per share) including unamortized original issue costs of $3.2 million, unamortized original issue discount of $2.3 million and offering costs of $0.7 million. The extraordinary loss was accrued during the fourth quarter of 1993.

<F5>Operating income before depreciation and amortization is a supplemental financial measurement used by Western in the evaluation of its business and is presented solely as a supplemental disclosure, and should not be construed as an alternative to operating income or to cash flows from operating activities or any other measure of financial performance in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS CONDITIONS

     Demand for pressure pumping services, offshore drilling and production chemicals provided by the Company is significantly affected by the level of oil and gas well drilling activity. This activity, in turn, is influenced by current and expected oil and natural gas prices.

     Most indicators of well drilling activity, including oil and natural gas prices, were lower in 1994 than in 1993 as shown in the following table.

                                                      1994      1993      1992
                                                     ------    ------    ------
Average Domestic Rig Count Total .................      775       754       721
     Oil .........................................      335       373       373
     Natural gas .................................      427       364       331
Average
natural gas price ($/MMBtu) ......................   $ 1.72    $ 1.97    $ 1.61
Average oil price ($/barrel) .....................   $17.27    $18.39    $20.59
Domestic natural gas well completions.............    7,868     8,761     7,945
Domestic oil well completions ....................    6,080     8,035     8,703

     Negative year-over-year changes in these indicators adversely affected 1994 operating performance of the Company's pressure pumping business.

     A 10% decline in domestic natural gas well completions in 1994, in response to weak natural gas prices throughout most of the year, compared negatively to the 10% increase in 1993. Domestic oil well completions fell 24% in 1994 following a decline of 8% in 1993.

     In international markets, where activity is affected by the level and trend of oil prices, results were below expectations. Oil price improvement in the second half of the year did not occur soon enough to offset the effects of low oil prices earlier in the year. An unstable political environment in certain of the Company's international locations also contributed to unfavorable operating results.

     The Company believes that the current weakness in natural gas prices may continue to have a negative effect on domestic performance in 1995.

ACQUISITIONS AND DISPOSITIONS

     In February 1995, the Company sold its last remaining drilling rig, the semi-submersible Western Pacesetter IV, for $37.2 million. In December 1994, the semi-submersible drilling rig, Alaskan Star, was sold for $11.8 million, of which $6.3 million is a bankers' acceptance drawn on a U.S. bank due within one year, and in 1993 eleven jack-up rigs were sold for $169.3 million. The offshore drilling business has been accounted for as a discontinued operation. See Note 4 of Notes to Consolidated Financial Statements for additional information.

    The Company completed the acquisition in February 1994, of substantially all of the assets of the production and process chemical business of Unichem International, Inc. ("Unichem") for $19.8 million in cash and in June 1994, of substantially all of the oilfield chemicals business and assets of Betz Energy Chemicals, Inc. ("Betz") for $4.8 million in cash. The businesses acquired from Unichem and Betz are substantially the same and are affected primarily by oil, rather than natural gas, prices. In July 1994, the Company completed the acquisition of the coiled tubing business of Coiltech, Inc. ("Coiltech") for $3.1 million in cash. All three acquisitions were accounted for using the purchase method of accounting. See Note 3 of Notes to Consolidated Financial Statements for additional information.

MERGER AGREEMENT

     In November 1994, the Company and BJ Services Company ("BJ Services") entered into a definitive merger agreement. Subject to certain conditions and to appraisal rights under Delaware law, this agreement provides that stockholders of the Company will receive $20 in cash or in shares of BJ Services common stock for each outstanding share of Company Common Stock they own. Additionally, for each share of Common Stock they hold, each stockholder will receive .2 of a five-year warrant to purchase one share of BJ common stock for $30 per share. Pursuant to the merger agreement, stockholders may elect to receive any proportion of cash and BJ Services common stock, provided that the total number of shares of Common Stock for which such elections are made will be adjusted so that the total shares for which each type of election is made will be approximately equal. The transaction is subject to the approval of both companies' stockholders, antitrust review and other customary closing conditions, and is expected to close during the first half of 1995.

RESULTS OF OPERATIONS

     REVENUE. Pressure pumping revenues for 1994 were $307.5 million as compared to $294.1 million and $225.4 million for 1993 and 1992, respectively. The $13.4 million (5%) increase in 1994 was due primarily to a 5% increase in domestic revenues from $278.1 million to $291.4 million. The Company was able to increase revenues due to increased demand for certain of its services as well as improved pricing despite a deterioration in most business condition indicators. International revenues increased slightly in 1994 over 1993 as a result of higher business volumes in Eastern Europe and the former Soviet Union offset by lower export sales of equipment and products.

     In 1993, pressure pumping revenues were $68.7 million (31%) higher than 1992 reflecting a $66.6 million increase in domestic revenues and a $2.1 million increase in international revenues. Contributing to this increase were significantly higher levels of business volume resulting from increased demand and, to a lesser extent, improved pricing. This increased volume was primarily the result of increased demand for well stimulation services commensurate with higher levels of natural gas drilling and completion activity brought about by sustained higher natural gas prices. The $2.1 million increase in 1993 over 1992 in international revenues resulted from higher export sales of equipment and products partially offset by lower business volumes in Nigeria.

     Demand for the Company's pressure pumping services is tied closely to the seasonality of drilling and completion activity. The pressure pumping business historically experiences its lowest level of activity during the first quarter due in part to weather conditions which reduce drilling and completion activity.

    OPERATING COSTS. Pressure pumping operating costs as a percent of revenue were 88% in 1994 as compared to 85% in 1993. The 3% deterioration was related primarily to domestic pressure pumping where operating costs increased from 83% to 85%. The domestic change in operating costs was due primarily to increased staffing levels and associated costs, environmental remediation costs and equipment costs partially offset by improved pricing. Foreign pressure pumping contributed to the 1994 margin decline due to lower levels of activity in Nigeria caused by political instability and increased operating costs related to the Company's well stimulation vessel, Western Renaissance. In July 1994, the Company relocated the Western Renaissance from the North Sea to the U.S. Gulf of Mexico due to the relatively low level of stimulation activity that occurred during 1994 in the North Sea. Pressure pumping operating costs as a percent of revenue were 85% in 1993 as compared to 89% for 1992. Domestic pressure pumping operating costs as a percentage of revenues decreased from 89% in 1992 to 83% in 1993. This total improvement was due primarily to increased volumes and lower variable operating costs but was somewhat offset by start-up costs relating to the Western Renaissance and lower levels of business activity in Nigeria and Indonesia.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1994 increased $4.2 million (29%) primarily as a result of two factors. The 1994 acquisitions of Unichem, Betz and Coiltech resulted in additional depreciation and amortization expense of $2.3 million. Also, depreciation on the Western Renaissance increased by $2.1 million in 1994 due primarily to a full year of operations in 1994 versus only one month in 1993. Depreciation and amortization expense in 1993 of $14.6 million was slightly lower than 1992 depreciation and amortization expense of $14.9 million resulting from lower depreciation on certain pressure pumping equipment that had been fully depreciated partially offset by depreciation expense on new equipment. Utilization of the Western Renaissance, and opportunities therefor, will continue to be assessed in determining whether future undiscounted net cash flows will be adequate to cover its cost.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for 1994 was substantially the same as 1993. General and administrative expense for 1993 was $0.9 million higher than 1992 due primarily to increased data processing costs related to a systems conversion and increased training costs.

     INTEREST EXPENSES, NET OF INTEREST CAPITALIZED. Interest expense for 1994 decreased $3.5 million (26%) over 1993 primarily as a result of the purchase and retirement in March 1994 of $97.8 million face value of the Company's $100 million 12 7/8% Senior Notes Due 2002 (the "Notes"). This decrease was partially offset by reduced capitalized interest and the impact of an interest rate swap. See Note 5 of Notes to Consolidated Financial Statements. The Company recorded interest expense of $0.8 million in 1994 related to the interest rate swap compared to interest expense being reduced by $1.1 million in 1993. The effect upon interest expense of the interest rate swap is dependent upon changes in the six month London Interbank Offering Rate. The estimated differential to be paid or received at each semiannual settlement date is charged or credited to interest expense as interest rates change. The Company capitalizes interest applicable to significant capital projects which require a period of time to construct. No interest was capitalized in 1994. Capitalized interest which relates principally to the Western Renaissance, which was placed in service late in the fourth quarter of 1993, amounted to $5.8 million in 1993 and $2.3 million in 1992. Interest expense in 1993 increased by $3.1 million (30%) over 1992 due primarily to interest associated with issuance of the Notes in November 1992. Proceeds from issuance of the Notes were used to retire all outstanding institutional debt which had lower interest rates. Increased amounts of interest capitalized and the impact of the interest rate swap partially offset this higher interest cost.

    INTEREST INCOME. Interest income for 1994 was $3.4 million (73%) lower than in 1993 due primarily to decreased average cash balances in 1994 and the receipt in 1993 of interest income associated with the settlement of a long-standing drilling contract dispute. Interest income in 1993 increased $3.6 million (339%) from 1992 due primarily to higher interest rates and average cash balances and the 1993 receipt of interest income associated with the previously mentioned drilling contract dispute.

     MERGER RELATED EXPENSES. Expenses of $21.1 million were recorded in 1994 for costs associated with the expected merger with BJ Services and includes investment banker, legal and accounting fees, certain severance costs and other miscellaneous fees. In addition to the expense recorded in 1994, additional legal fees and certain other merger related expenses are expected to be incurred and recorded in 1995.

     WRITEDOWN OF PRESSURE PUMPING ASSETS AND OTHER. The writedown of pressure pumping assets and other totaled $7.1 million in 1993 and included the writedown of older pressure pumping equipment and idle facilities to net realizable value in anticipation of disposal and various other non-operating costs.

     INCOME TAXES. Provision for income taxes from continuing operations was substantially the same in 1994 as 1993. Provision for income taxes from continuing operations increased $0.3 million in 1993 compared to 1992 primarily as a result of increased profitability in domestic operations in 1993. Total provision for income taxes, including discontinued operations, decreased by $9.8 million in 1994 compared to 1993 and increased by $6.9 million in 1993 compared to 1992 primarily as a result of the U.S. tax provision associated with the sale of certain offshore drilling rigs in 1993. The increase in 1993 was partially offset by the tax benefit associated with offshore drilling rig writedowns and decreased foreign income taxes. As a result of the Company's chapter 11 reorganization and subsequent changes in ownership of Common Stock, the Company is subject to an annual limitation with respect to the realization of U.S. net operating loss carryforwards. See Note 7 of Notes to Consolidated Financial Statements.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires an asset and liability approach for financial accounting and reporting of income taxes. The Company adopted SFAS No. 109 prospectively and the initial adoption did not materially affect 1993 results of operations. The consolidated financial statements for 1992 were prepared in accordance with the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes."

     DISCONTINUED OPERATIONS. In November 1994, the Company formalized a plan to dispose of the remaining assets of its offshore drilling segment. These assets consisted primarily of two semi-submersible offshore drilling rigs and related equipment and inventory. As a result, the offshore drilling segment has been classified in the consolidated statements of operations as discontinued operations.

    The following table summarizes the results of the discontinued operation:

                                                   1994        1993       1992
                                                 --------    --------   --------
                                                          (IN THOUSANDS)
Revenues .....................................   $ 22,609    $ 64,676   $ 89,613
                                                 ========    ========   ========
Income from discontinued operations,
   net of income tax expense in 1994 -
   $152, 1993 - $9,673, and 1992 - $3,076 ....   $  2,277      35,321      9,510
Loss on disposal, net of income tax
   benefit in 1994 of $(152) .................     (6,474)       --         --
                                                 --------    --------   --------
                                                 $  4,197    $ 35,321   $  9,510
                                                 ========    ========   ========

     See Note 4 of Notes to Consolidated Financial Statements for additional information.

     EXTRAORDINARY LOSSES. During March 1994, the Company purchased through a tender offer $97.8 million face amount of Notes. The aggregate purchase price of these Notes was $117.3 million, resulting in an extraordinary loss of $25.7 million ($1.38 per share) including unamortized original debt issue costs of $3.2 million, unamortized original issue discount of $2.3 million and offering costs of $0.7 million. This extraordinary loss was recognized in December 1993. During 1992, the Company issued the Notes and used the proceeds to prepay secured debt totaling $94.6 million. As a result, it incurred a $1.2 million ($0.07 per share) extraordinary loss primarily representing prepayment penalties and the write-off of unamortized debt issuance costs.

FINANCIAL CONDITION

     CAPITAL REQUIREMENTS. Capital expenditures, exclusive of acquisitions, decreased $32.0 million (60%) in 1994 compared to 1993 primarily due to lower 1994 capital expenditures associated with the Western Renaissance and lower capital expenditures in the offshore drilling business as a result of the sales in 1993 of eleven offshore jack-up drilling rigs. Partially offsetting this decrease was an increase in capital expenditures in the domestic pressure pumping business. Capital expenditures, exclusive of acquisitions, increased $14.5 million (38%) in 1993 over 1992 due primarily to increased capital expenditures related to the domestic pressure pumping business. The 1994 capital expenditures for acquisitions are associated with the purchase of Unichem, Betz and Coiltech. In 1993, substantially all the assets of Smith Energy Services were acquired.

     During certain periods in the last few years, the Company has utilized nearly all of the service capacity of its pressure pumping equipment. Consequently, substantial capital expenditures may be needed for the Company to meet any sustained demand significantly greater than it experienced during those periods. Net revenues, however, could improve substantially without significant capital expenditures if price discounting improves. In the short term, the majority of capital expenditures for domestic pressure pumping equipment is expected to be a function of demand for related services as well as normal replacement needs. If additional operating facilities are needed, the Company believes inactive facilities that it already owns can be reactivated, or that new facilities can be leased, thereby limiting future capital expenditures for facilities.

     Additional capital expenditures will be required in order for the Company to continue the expansion of its pressure pumping services into international markets and to take advantage of opportunities to acquire on favorable terms businesses which complement or extend the Company's existing operations.

     CAPITAL RESOURCES AND LIQUIDITY. The decrease in the Company's cash position from $141.3 million to $12.7 million during 1994 was primarily due to the purchase and retirement of the Notes and capital expenditures partially offset by proceeds from sales of marketable securities and cash generated from operations. In 1993 the increase in the Company's cash position from $13.2 million to $141.3 million was primarily due to proceeds from sales of offshore drilling rigs and cash generated from operations offset by 1993 capital expenditures. Net cash provided by operating activities decreased $31.8 million (71%) in 1994 due primarily to lower operating results, merger related expenses and unfavorable changes in accounts payable and accounts receivable balances. Accounts payable was unusually high at year end 1993 and accounts receivable was unusually high at year end 1992. Net cash generated by operations increased $20.1 million (82%) in 1993 principally as a result of improved operating results within the domestic pressure pumping segment and favorable changes in accounts payable and accounts receivable balances.

     Sources of liquidity to meet the Company's planned capital expenditure and working capital needs during 1995 include cash on hand at December 31, 1994, cash proceeds of $37.2 million received in February 1995 from the sale of the Western Pacesetter IV, anticipated 1995 cash flow from operations and the $30 million available at December 31, 1994 under the Company's $30 million revolving credit facility. Based on management's current operating capital plan, these sources should provide the Company sufficient liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Response to this Item is contained in the Company's 1994 Audited Consolidated Financial Statements and Notes thereto, together with Report of Independent Accountants dated February 22, 1995, which appears in Exhibit Number
21.4 of Current Report on Form 8-K dated February 10, 1995; such information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES.

      None.
                                    PART III

     In accordance with General Instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 have been omitted, and the Company incorporates by reference the information in response to such items that is set forth in its definitive Proxy Statement complying with Regulation 14A to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders for 1995.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

a(1) FINANCIAL STATEMENTS

     Response to this Item is contained in the Company's 1994 Audited Consolidated Financial Statements and Notes thereto, together with Report of Independent Accountants, in Exhibit 21.4 of Current Report on Form 8-K dated February 10, 1995; such information is incorporated herein by reference.

a(2) FINANCIAL STATEMENT SCHEDULES

                      THE WESTERN COMPANY OF NORTH AMERICA
                                                                   SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                                        WRITE-OFFS
                                                                        BALANCE        REVERSALS          NET OF
                                                                       BEGINNING        CREDITED        RECOVERIES         BALANCE
                                                                        OF YEAR        TO EXPENSE      AND REVERSALS     END OF YEAR
                                                                       ---------       ----------      --------------    -----------
For the year ended December 31, 1994
  Allowance for doubtful accounts receivable .................         $  4,373         $   (207)         $    107         $  4,273
For the year ended December 31, 1993
  Allowance for doubtful accounts receivable .................           14,915             (450)          (10,092)           4,373
For the year ended December 31, 1992
  Allowance for doubtful accounts receivable .................           18,207             --              (3,292)          14,915

a(3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K. Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are designated with an asterisk(*).

 EXHIBIT NUMBER              DESCRIPTION
 --------------              -----------

      2.1      -- Agreement and Plan of Merger, dated as of November 17,
                  1994, among BJ Services Company, WCNA Acquisition Corp., and The Western Company of North America(1)

      2.2      -- First Amendment to Agreement and Plan of Merger, dated as of March 7, 1995, among BJ Services Company, WCNA Acquisition Corp., and the Western Company of North America

      3.1      -- Restated Certificate of Incorporation of The Western Company
                  of North America(2)

      3.2      -- Bylaws of The Western Company of North America, as amended(3)

      4.1      -- Specimen Stock Certificate(4)

      4.2      -- Stockholder Protection Rights Plan, dated March 5, 1990, of
                  The Western Company of North America, as amended (5)

                                      -19-
      4.3      -- Indenture, dated as of November 15, 1992, between The Western
                  Company of North America and United States Trust Company of New York, Trustee(6)

      4.4      -- First Supplemental Indenture, dated March 2, 1994, to
                  Indenture, dated as of November 15, 1992, between The Western Company of North America and United States Trust Company of New York, Trustee(7)

      4.5      -- Indenture, dated as of January 31, 1990, between The Western
                  Company of North America and Harris Trust and Savings Bank, as Trustee(8)

      4.6      -- First Amended and Restated Revolving Credit Agreement, dated as of May 18, 1992, among The Western Company of North America and The Chase Manhattan Bank, N.A. and Den norske Bank AS(9)

      4.7      -- First Amendment, dated August 31, 1992, to First Amended and
                  Restated Revolving Credit Agreement, dated as of May 18, 1992, among The Western Company of North America and The Chase Manhattan Bank, N.A. and Den norske Bank AS(6)

      4.8      -- Security Agreement, dated December 21, 1990, by The Western
                  Company of North America in favor of The Chase Manhattan Bank, N.A. as agent(10)

      4.9      -- First Amendment to Security Agreement made and entered into on
                  December 20, 1991 by and among The Western Company of North America and The Chase Manhattan Bank, N.A. and Den norske Bank AS(11)

      4.10     -- Second Amendment to Security Agreement made and entered into on May 18, 1992 by and among The Western Company of North America and The Chase Manhattan Bank, N.A. and Den norske Bank AS(12)

      4.11     -- Third Amendment to Security Agreement made and entered into on
                  October 1, 1993 by and among the Western Company of North America and The Chase Manhattan Bank, N.A. and Den norske
                  Bank AS(7)

     10.1*     -- Employment and Severance Agreement with Mr. Erikson dated
                  March 1, 1994(7)

     10.2*     -- Stock Option Agreement with Mr. Erikson, dated May 12,
                  1989(11)

     10.3*     -- Severance Agreements with Ms. Crowder, Messrs. Adelman,
                  Beatty, Hix and Will, all dated March 1, 1994(7)

     10.4*     -- The Western Company of North America Management Incentive
                  Compensation Plan, amended and restated as of January 1, 1988(14)

     10.5*     -- Amendment No. 7, dated August 7, 1989, to The Western Company of North America Management Incentive Compensation Plan, as amended and restated as of January 1, 1988(10)

     10.6*     -- Amendment No. 8, dated February 3, 1992, to The Western
                  Company of North America Management Incentive Compensation Plan, as amended and restated as of January 1, 1988(11)

     10.7*     -- The Western Company of North America Long-Term Performance
                  Incentive Plan, amended and restated as of May 3, 1993(15)

     10.8*     -- The Western Company of North America Stock Option Plan for
                  Non- Employee Directors, amended and restated as of February 1, 1993(15)

     10.9*     -- The Western Company of North America Non-Employee Directors
                  Retirement Plan dated November 17, 1994(16)

     11        -- Explanation of income (loss) per share calculation is included in Note 1 of Notes to Consolidated Financial Statements in the Company's 1994 Audited Consolidated Financial Statements(17)

     21        -- Subsidiaries

     23        -- Consent of Price Waterhouse LLP dated as of March 30, 1995 contained on page 23 of this Annual Report on 10-K.

     27        -- Financial Data Schedule

     99.1      -- Memorandum of Agreement dated December 21, 1994 by and between
                  CMC Hitran International Shipbuilding Company and The Western Company of North America(17)

     99.2      -- Amendment No. 1 to the Memorandum of Agreement dated
                  December 27, 1994 by and between CMC Hitran International Shipbuilding Company and The Western Company of North America(17)

     99.3      -- Amendment No. 2 and Release to the Memorandum of Agreement
                  dated February 10, 1995 by and between CMC Hitran International Shipbuilding Company and The Western Company of North America(17)

     (b) A report on Form 8-K was filed on November 23, 1994.

     (1) Filed with the Commission as Exhibit to Report on Form 8-K filed November 24, 1994; such Exhibit is incorporated herein by reference.

     (2) Filed with the Commission as Exhibit to Report on Form 10-Q for the three months ended March 31, 1989; such Exhibit is incorporated herein by reference.

     (3) Filed with the Commission as Exhibit to Report on Form 8-K filed January 9, 1990, and as Exhibit to Report on Form 8-K filed May 9, 1990 and as Exhibit to Report on Form 8-K filed February 16, 1995; such Exhibits are incorporated herein by reference.

     (4) Filed with the Commission as Exhibit to Registration Statement on Form S-1, No. 33-33710; such Exhibit is incorporated herein by reference.

     (5) Filed with the Commission as Exhibit to Report on Form 8-K filed March 6, 1990, and as Exhibit to Amendment on Form 8 filed April 9, 1990, to Registration Statement on Form 8-A filed March 7, 1990 and as Exhibit to Report on Form 8-K filed November 23, 1994 incorporated herein by reference.

     (6) Filed with the Commission as Exhibit to Registration Statement on Form S-2, No. 33-51852; such Exhibit is incorporated herein by reference.

     (7) Filed with the Commission as Exhibit to Report 10-K for the year ended December 31, 1993; such Exhibit is incorporated herein by reference.

     (8) Filed with the Commission as Exhibit to Post-Effective Amendment No. 1 to Registration Statement on Form S-1, No. 33-32287; such Exhibit is incorporated herein by reference.

     (9) Filed with the Commission as Exhibit to Report on Form 10- Q for the three months ended March 31, 1992; such Exhibit is incorporated herein by reference.

     (10) Filed with the Commission as Exhibit to Report on Form 10- K for the year ended December 31, 1990; such Exhibit is incorporated herein by reference.

     (11) Filed with the Commission as Exhibit to Report on Form 10- K for the year ended December 31, 1991; such Exhibit is incorporated herein by reference.

     (12) Filed with the Commission as Exhibit to Report on Form 10-Q for the three months ended June 30, 1992; such Exhibit is incorporated herein by reference.

     (13) Filed with the Commission as Exhibit to Report on Form 10-Q for the three months ended June 30, 1989; such Exhibit is incorporated herein by reference.

     (14) Filed with the Commission as Exhibit to Report on Form 10-Q for the three months ended September 30, 1988; such Exhibit is incorporated herein by reference.

     (15) Filed with the Commission as Exhibit to Report on Form 10-Q for the three months ended March 31, 1993; such Exhibit is incorporated herein by reference.

     (16) Filed with the Commission as Exhibit to Report on Form 10-Q for the three months ended September 30, 1994; such Exhibit is incorporated herein by reference.

     (17) Filed with the Commission as Exhibit to Form 8-K filed February 24, 1995; such Exhibit is incorporated herein by reference.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of The Western Company of North America

Our audits of the consolidated financial statements referred to in our report dated February 22, 1995, which appears in Exhibit Number 21.4 of The Western Company of North America's Current Report on Form 8-K dated February 10, 1995 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14a(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Houston, Texas
February 22, 1995



                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration File Nos. 33-28085, 33-41729 and 33-41779) of The Western Company of North America of our report dated February 22, 1995 which appears in Exhibit Number 21.4 of The Western Company of North America's Current Report on Form 8-K dated February 10, 1995, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 23 of this Form 10-K.



PRICE WATERHOUSE LLP

Houston, Texas
March 30, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE WESTERN COMPANY OF NORTH AMERICA

March 30, 1995                                     SHELDON R. ERIKSON
                                                   Sheldon R. Erikson
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March 1995.

   SHELDON R. ERIKSON        Chairman of the Board of
   Sheldon R. Erikson           Directors and Chief
                                 Executive Officer
                               (Principal Executive
                                    Officer)

   GRAHAM L. ADELMAN           Senior Vice President,
   Graham L. Adelman             General Counsel,
                               Secretary and Director

    THOMAS R. HIX             Senior Vice President and
    Thomas R. Hix              Chief Financial Officer
                                (Principal Financial
                                      Officer)

   STEVEN P. BEATTY               Vice President and
   Steven P. Beatty              Controller (Principal
                                  Accounting Officer)

________________________
    Nathan M. Avery                    Director

   DAVID A. B. BROWN
   David A. B. Brown                   Director

________________________
     Grant A. Dove                     Director

  WILLIAM J. JOHNSON
  William J. Johnson                   Director

________________________
  Michael E. Patrick                   Director

   DAVID ROSS III
   David Ross III                      Director